Form 10-K/A
STRUCTURED ASSET SECURITIES CORP MOR PAS THR CER SER 2002-8A
filed 2003-06-27
CIK 1172493

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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



   New York                                       Pending
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Servicer <F1>
       b) Cendant Mtg Corp., as Servicer <F1>
       c) GMAC Mtg Corp., as Servicer <F1>
       d) Greenpoint Mtg Funding, Inc., as Servicer <F1>
       e) National City Mtg Co., as Servicer <F1>
       f) Wells Fargo Home Mtg Inc., as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Servicer <F1>
       b) Cendant Mtg Corp., as Servicer <F1>
       c) GMAC Mtg Corp., as Servicer <F1>
       d) Greenpoint Mtg Funding, Inc., as Servicer <F1>
       e) National City Mtg Co., as Servicer <F1>
       f) Wells Fargo Home Mtg Inc., as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Master Servicer <F1>


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

  <F1> Filed Herewith.




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

  Dated: June 2, 2003

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



      Date: June 2, 2003


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

/s/ Deloitte & Touche LLP

February 21, 2003



Deloitte
Touche
Tohmatsu    (logo)

  Ex-99.1 (c)


PricewaterhouseCoopers (logo)

PricewaterhouseCoopers LLP
160 Federal Street
Boston MA 02110-9862
Telephone (617) 428 8400
Facsimile (617) 439 7393

Report of Independent Accountants

To the Board of Directors and Stockholder of GMAC Mortgage Corporation:


We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' ("the Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 7, 2003

  Ex-99.1 (d)


PriceWaterhouseCoopers (logo)

PriceWaterhouseCoopers LLP
400 S. Hope SL
Los Angeles, CA 90071-2852
Telephone (213) 236 3000
Facsimile (813) 637 4444


Report of Independent Accountants

To the Board of Directors and Stockholders of Green Point Mortgage Funding, Inc.

We have examined management's assertion about GreenPoint Mortgage Funding, Inc.'s ("the Company"), a wholly-owned subsidiary of GreenPoint Bank, compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PriceWaterhouseCoopers LLP

March 27, 2003

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

Cendant Mortgage Corporation

/s/  Terence W. Edwards
Terence W. Edwards
President and Chief Executive Officer



/s/ Mark Danahy
Mark Danahy
Senior Vice President & Chief Financial Officer



/s/ Martin L. Foster
Martin L. Foster
Senior Vice President-Loan Servicing

  Ex-99.2 (c)


GMAC Mortgage Corporation
4 Walnut Grove Dr.
P.O. Box 965
Horsham, PA 19044-0965

GMAC
Mortgage (logo)

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

March 7, 2003

As of and for the year ended December 31, 2002, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers ("USAP") except as follows: Section V - Mortgagor Loan Accounting requires that interest on escrow accounts shall be paid or credited to mortgagors in accordance with the applicable state laws. The Company failed to utilize the appropriate interest rate on escrow accounts required by the state of Oregon during the year.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $400,000,000 and $400,000,000, respectively.

/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp

/s/ Ralph Hall
Ralph Hall
Chief Operation Officer
GMAC Residential Holding Corp

  Ex-99.2 (d)


100 Wood Hollow Drive
Novaro, Ca. 94945
(800) 462-2700

GreenPoint Mortgage (logo)
Exhibit I


Management's Assertion Regarding Compliance With Minimum Servicing Standards

As of and for the year ended December 31, 2002, GreenPoint Mortgage Funding, Inc. (the "Company"), a wholly-owned subsidiary of GreenPoint Bank, has complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers.

As of and for this same period, GreenPoint Bank maintained on behalf of the Compnay, errors and omissions and employee fidelity bond insurance in the amount of $20,000,000 and $50,000,000, respectively.

March 27, 2003

/s/ Dennis Tussey
Dennis Tussey
Servicing Manager

/s/ David Petrini
David Petrini
Chief Financial Officer

/s/ S.A. Ibrahim
S.A. Ibrahim
Chief Executive Officer

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